Form 10-K/A
period 2001-12-31
AMORTIZING RESI COLLATERAL TR MORT PAS THRU CER SER 2001-BC1
filed 2002-12-19
CIK 1136610

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-K/A

                                   Amendment No. 1

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


   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
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

      Yes  X       No ___







  This Amendment No. 1 on Form 10-K/A amends Item 14 of the original
  Annual Report on Form 10-K (the "Original Form 10-K") filed on
  March 20, 2002 on behalf of Amortizing Residential Collateral Trust Mortgage Pass-Through Certificates, Series 2001-BC1 established pursuant to the Trust Agreement among Structured Asset Securities Corporation as Depositor, Wells Fargo Bank Minnesota, N.A. as as Master Servicer, and First Union National Bank as Trustee pursuant to which Amortizing Residential Collateral Trust, Mortgage Pass-Through Certificates, Series 2001-BC1 registered under the Securities Act of 1933 (the "Certificates") were issued.


  Item 14 of the Original Form 10K is amended in its entirety to read as follows:


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




       a) Option One, as Servicer <F1>


    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2001.




       a) Option One, as Servicer <F1>


    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2001.




       a) Option One, as Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders. <F2>


   (b) On November 07, 2001, December 11, 2001, and January 08, 2002 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Filed herewith.
  <F2> Previously filed.

                               SIGNATURE


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



    Amortizing Residential Collateral Trust
    Mortgage Pass-Through Certificates
    Series 2001-BC1
    (Registrant)




  Signed:  Wells Fargo Bank Minnesota, N.A. as Master Servicer

  By:  Edward M. Frere Jr., Senior Vice President

  By: /s/  Edward M. Frere Jr., Senior Vice President

  Dated: December 16, 2002


Sarbanes-Oxley Certification


I, Edward M. Frere Jr., certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Amortizing Residential Collateral Trust Mortgage Pass-Through Certificates Series 2001-BC1.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report.

3. Based on my knowledge, the [distribution or servicing] information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


      Date: December 16, 2002

      Edward M. Frere Jr.
      ________________________
      [Signature]

      Senior Vice President
      ________________________
      [Title]





  Exhibit Index

  Exhibit No.

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




     a) Option One, as Servicer <F1>


  (99.2) Report of Management as to Compliance with Minimum Servicing
         Standards for the year ended December 31, 2001.




     a) Option One, as Servicer <F1>


  (99.3) Annual Statements of Compliance under the Pooling and Servicing
         Agreements for the year ended December 31, 2001.




     a) Option One, as Servicer <F1>


  (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


  <F1> Filed herewith.
  <F2> Previously filed.
  <F3> Such document is not filed herewith since document was not received by the reporting person.



EX 99.1 (a)


PRICEWATERHOUSECOOPERS   (logo)

PricewaterhouseCoopers LLP
2020 Main Street
Suite 400
P.O. Box 19630
Irvine, CA 92623-9636
Telephone (949) 437 5200
Facsimile (949) 437 5300

Report of Independent Accountants

To the Board of Directors
of Option One Mortgage Corporation


We have examined management's assertion about Option One Mortgage Corporation's (a wholly-owned subsidiary of Block Financial Corporation) and its subsidiaries (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended April 30, 2002 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended April 30, 2002 is fairly stated, in all material respects.

July 19, 2002



EX 99.2 (a)

OPTION ONE   (logo)
Mortgage Corporation
Start Here. Finish Here.

www.optiononemortgage.com


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

July 19, 2002

As of and for the year ended April 30, 2002, Option One Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP).

As of and for this same period, the Company had in effect a fidelity, bond and errors and omissions policy in the amount of $7,500,000.

Robert Dubrish, CEO

William L. O'Neill, CFO


Corporate Offices * 3 Ada * Irvine * California * 92618-2304 * 949.790.8100 * Fax 949.453.0199


EX 99.3 (a)

www.optiononemortgage.com

OPTION ONE
MORTGAGE      (logo)

Start Here. Finish Here.


Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road, MAC-N2701-011
Columbia, Maryland 21045-1951
Attention: ARC 2001-BC1
INV#649

Wells Fargo Bank
Sixth and Marquette
Minneapolis, MN 55479
Attention: ARC 2001-BC1

Lehman Brothers Bank, FSB
3 World Financial Center
200 Vesey Street, 12th Floor
New York, New York 10285-1200
Attention: Contract Finance


Pursuant to Section 5.02 of the Pooling and Servicing Agreement, dated and effective as of February 1, 2001, (the "Agreement") among Option One Mortgage Corporation as Servicer, and Wells Fargo Bank Minnesota, N.A. as Trustee, I Certify that:

1. A review of the activities of the Servicer during the fiscal year ended April 30, 2002, and of performance under the aforementioned agreement has been made under my supervision.

2. To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Agreement during the fiscal year ended April 30, 2002, subject to any matters noted in the servicing report provided under Section 5.03 of the Agreement.


William L. O'Neill
Senior Vice President\Chief Financial Officer
Option One Mortgage Corporation


Corporate Offices * 3 Ada * Irvine * California * 92618-2304
P.O. Box 57054 * Irvine * California * 92619-7054 * 800.648.8605 *
Fax 849.790.8505